Form 10-Q
period 1996-03-30
ELECTROSTAR INC
filed 1996-05-03
CIK 1002812

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 30, 1996

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-27392


                        ELECTROSTAR, INC.
     (Exact name of registrant as specified in its charter)


          Florida                                 65-0539991
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)


710 North 600 West
Logan, Utah  84321
(Address of principal executive offices)
(Zip Code)


(801) 753-4700
(Registrant's telephone number, including area code)


Not Applicable
(Former name, former address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X     No

At April 30, 1996, the Registrant had 6,854,260 shares of $0.01 par value common stock outstanding.


                        ELECTROSTAR, INC.

                              INDEX



                                                             Page

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets as of
 March 30, 1996 and December 31, 1995. . . . . . . . . . . .

Condensed Consolidated Statements of Income for
 the Three Months Ended March 30, 1996 and
 March 31, 1995. . . . . . . . . . . . . . . . . . . . . . .

Condensed Consolidated Statements of Cash
 Flows for the Three Months Ended
 March 30, 1996 and March 31, 1995 . . . . . . . . . . . . .

Notes to Condensed Interim Consolidated
 Financial Statements. . . . . . . . . . . . . . . . . . . .


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . .


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . .


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .




















                        ELECTROSTAR, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          in thousands
                           (Unaudited)


[CAPTION]



                                                        December
                                            March 30,      31,
                                ASSETS        1996        1995

CURRENT ASSETS:
     Cash                                  $     281 $      376
     Accounts receivable, net                  7,424      6,744
     Inventories                               2,601      2,767
     Deferred income taxes                       640        640
     Other current assets                        855        549
       Total current assets                   11,801     11,076
PROPERTY, PLANT AND EQUIPMENT, net            18,353     15,937
OTHER ASSETS:
     Goodwill, net                             6,546      6,617
     Deferred income taxes                       505        505
     Deposits                                     40         40
       Total other assets                      7,091      7,162
TOTAL ASSETS                                 $37,245    $34,175

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                       $  4,392   $  4,133
     Accrued salaries, wages and benefits      1,630      1,874
     Accrued incentive compensation                -      5,173
     Other accrued expenses                    2,616      1,565
       Total current liabilities               8,638     12,745
LONG-TERM LIABILITIES:
     Revolving credit borrowing from
       related party                           4,471          -
     Other long-term debt                      1,531      1,535
       Total long-term liabilities             6,002      1,535
STOCKHOLDERS' EQUITY:
     Common Stock, 6,854,260 and 6,724,878
       shares issued and outstanding,
       respectively                               68         67


     Common B Nonvoting Common Stock,
       620,737 and 650,119 shares issued
       and outstanding, respectively               6          7
     Additional paid-in capital               20,445     19,609
     Retained earnings                         2,129        258
     Deferred compensation                       (43)       (46)
        Total stockholders' equity            22,605     19,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $37,245    $34,175



The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.













































                        ELECTROSTAR, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME in thousands, except for per share data
                           (Unaudited)


[CAPTION]



                                    Three Months Ended

                                    March 30,      March 31,
                                      1996           1995

NET SALES                            $17,046          $14,454
COST OF GOODS SOLD                    11,979           10,142
     Gross profit                      5,067            4,312

OPERATING EXPENSES:
     Selling and marketing             1,116            1,014
     General and administrative          695              597
     Incentive compensation                -              450
     Amortization of covenants
       not to compete                      -              150
     Amortization of goodwill             71               68
     Management fees                       -               69
       Total operating expenses        1,882            2,348

OPERATING INCOME                       3,185            1,964

OTHER EXPENSE:
     Interest expense                     98              472
     Amortization of deferred
       financing costs                     -               79
     Other, net                           10               13
       Total other expense               108              564

INCOME BEFORE PROVISION FOR
 INCOME TAXES                          3,077            1,400
PROVISION FOR INCOME TAXES             1,206              581

NET INCOME                           $ 1,871          $   819


NET INCOME PER COMMON SHARE          $  0.24          $  0.14

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          7,666            5,897





The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements



















































                        ELECTROSTAR, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          in thousands
                           (Unaudited)

[CAPTION]


                                    Three Months Ended

                                    March 30,      March 31,
                                      1996           1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
     Net income                        $1,871           $819
     Adjustments to reconcile
        net income to net cash
        used in operating
        activities:
       Depreciation and
        amortization                      636            537
       Loss on disposal of
        equipment                           -              3
       Amortization of covenant
        not to compete                      -            150
       Amortization of goodwill            71             68
       Amortization of deferred
        financing costs                     -             79
       Compensation on stock and
        stock options issued for
        services                            3             22
       Changes in operating assets
        and liabilities:
       Accounts receivable, net          (680)        (2,100)
       Inventories                        166            (17)
       Other current assets              (307)            26
       Accounts payable                   259            807
       Accrued incentive
        compensation                   (5,173)           450
       Accrued salaries, wages
        and benefits                     (244)          (641)
       Other accrued expenses            (155)          (527)
       Income taxes payable             1,205            226
              Net cash used in
                operating
                activities             (2,348)           (98)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant
       and equipment                   (3,051)        (1,369)
              Net cash used in
               investing activities    (3,051)        (1,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       Common Stock, net of offering
       costs                              837              -
     Borrowings on revolving credit,
       net                              4,471            557
     Principal payments of
       long-term debt                      (4)            (3)
              Net cash provided by
               financing activities     5,304            554
NET DECREASE IN CASH                      (95)          (913)
CASH AT BEGINNING OF PERIOD               376          1,105
CASH AT END OF PERIOD                 $   281        $   192
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                       $    91        $   308
       Income taxes                         -              -



The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements
































                        ELECTROSTAR, INC.
             NOTES TO CONDENSED INTERIM CONSOLIDATED
                      FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

       The accompanying condensed interim consolidated financial statements of ElectroStar, Inc. and subsidiaries are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate for a fair presentation.

       These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of operations for the interim periods. All of the adjustments which have been made are of a normal recurring nature.

       The results of interim reporting are not necessarily an indication of the results to be expected for the full year. The information included herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

(2)  INVENTORIES

       Inventories consisted of the following (in thousands):

[CAPTION]


                                    March 30,    December 31,
                                      1996           1995

       Raw materials                 $1,789          $1,819
       Work-in-process                  699             835
       Finished goods                   113             113

                                     $2,601          $2,767



(3)  NET INCOME PER COMMON SHARE

       Net income per common share is calculated using the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares consist of the dilutive effect of certain stock options.

(4)  INTERIM REPORTING PERIOD

       For interim financial reporting, the Company uses a four week, four week, five week quarterly reporting period. In 1996, the fiscal reporting periods are March 30, June 29, September 28, and December 31. The fiscal year-end is December 31.















































                        ELECTROSTAR, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       ElectroStar, Inc., together with its subsidiaries, Lundahl
Astro Circuits, Inc. based in Utah, and ElectroEtch Circuits, Inc., based in California are collectively referred to as "ElectroStar" or the "Company".

       ElectroStar is a leading manufacturer of complex rigid printed circuit boards (PCBs) used in sophisticated electronic equipment. The Company has developed long-term relationships with customers in electronics industry market segments characterized by high growth rates, rapid technological advances and short product development cycles. The Company's flexible manufacturing capabilities are designed to meet the time-to-market and time-to-volume requirements of a customer base that includes leading electronics original equipment manufacturers (OEMs) such as Motorola, Glenayre and Alcatel, as well as contract manufacturers such as AMP Packaging Systems. Management believes that ElectroStar is one of the limited number of companies with the technical and manufacturing capabilities to produce complex PCBs, ranging from double-sided to 20 layers, on both a quick-turnaround basis and in production volumes that satisfy all but the highest volume requirements of the largest consumer electronics manufacturers.

       The Company provides extensive engineering support and a full range of manufacturing services to meet substantially all of the PCB needs of its customers, ranging from prototype through production runs of multilayer and double-sided PCBs. The Company targets OEMs and contract manufacturers with whom it can develop strategic alliances and uses flexible and efficient processes to manufacture production volumes of PCBs based on scheduled lead times as well as quick-turnaround quantities with lead times as little as 24 hours.

       The Company is currently engaged in expansions of its manufacturing facilities located in Utah and California. Approximately one-half of the Utah expansion space and one-third of the California expansion space are now occupied by production departments, including the operation of a new automated plating line at the Utah facility and multilayer presses in the California facility. The expanded space is expected to be occupied and in production by the end of 1996.

       The Company completed an initial public offering (IPO) of its common stock in December 1995, which provided net proceeds to the Company of approximately $13.1 million. In January 1996, the Company received additional net proceeds of $837,000 in connection with the exercise of the underwriter's over-allotment option.


RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain information relating to the Company's operations expressed as a percentage of the Company's net sales:

[CAPTION]


                                   Three Months Ended

                                  March 30,        March 31,
                                    1996             1995

NET SALES                          100.0%            100.0%
COST OF GOODS SOLD                  70.3              70.2
  Gross profit                      29.7              29.8
OPERATING EXPENSES:
  Selling and marketing              6.5               7.0
  General and administrative         4.1               4.1
  Incentive compensation             -                 3.1
  Amortization of covenants
    not to compete                   -                 1.0
  Amortization of goodwill           0.4               0.5
  Management fees                    -                 0.5
     Total operating expenses       11.0              16.2
OPERATING INCOME                    18.7              13.6
OTHER EXPENSE:
  Interest expense                   0.6               3.3
  Amortization of deferred
    financing costs                  -                 0.5
  Other, net                         0.0               0.1
     Total other expense             0.6               3.9
INCOME BEFORE PROVISION FOR
  INCOME TAXES                      18.1               9.7
PROVISION FOR INCOME TAXES           7.1               4.0
NET INCOME                          11.0%              5.7%




THREE MONTHS ENDED MARCH 30, 1996 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 1995

     The Company's net sales increased approximately $2.6 million, or 17.9% from net sales of $14.5 million in the three months ended March 31, 1995 to $17.0 million in the comparable 1996 period. Management attributes this growth to increases in both unit volume of multilayer PCBs, and the average prices of panels sold. The increase in average panel price was primarily due to (i) an increase in the premium, quick-turnaround services, (ii) a continuing shift in product mix to a greater percentage of multilayer (rather than double-sided) circuit boards and (iii) a product mix shift to PCBs with higher complexity and increased layer counts. Each of these trends are a result of both industry-wide demand and senior management's strategy to pursue such higher value added business.

     The Company's gross profit margin was virtually unchanged at 29.8% in the three months ended March 31, 1995 and 29.7% in the comparable 1996 period. During the three months ended March 30, 1996, the Company began to incur certain ongoing costs relating to the operation of recently constructed manufacturing facilities, such as depreciation, utilities and insurance expenses. Although these overhead costs added additional burden to the cost of goods sold, gross profit margins remained unchanged between the 1996 and 1995 periods. Management attributes this ability to absorb additional overhead primarily to (i) the increased percentage of quick-turnaround business, (ii) the increased percentage of multilayer PCBs produced, (iii) the spreading of the fixed components of the Company's cost of goods sold over a larger net sales base, and (iv) greater employee productivity and other production efficiencies. Management expects that the Company will continue to seek increases in its percentage of quick-turnaround and multilayer PCB business; however, gross profit margins may be adversely affected to the extent the Company does not fully utilize its increased manufacturing capacity.

     The Company's operating expenses decreased approximately $.5 million, or 19.8%, from the three months ended March 31, 1995 to the comparable 1996 period, primarily as a result of the elimination of nonrecurring expenses partially offset by increases in selling and marketing expenses related to the growth in net sales. As a percentage of net sales, selling, general and administrative expenses remained relatively constant from the three months ended March 31, 1995 to the comparable 1996 period.

     The Company's operating income increased approximately $1.2 million, or 62.2%, from the three months ended March 31, 1995 to the comparable 1996 period. The operating margin increased to 18.7% in the 1996 period from 13.6% during the corresponding period of 1995. If the nonrecurring expenses mentioned in the preceding paragraph had not been incurred in the three months ended March 31, 1995, operating income would have increased by approximately $.7 million or 28.3% in the 1996 period.

     Due to the Company's IPO, and the reduction of long-term debt pursuant thereto, interest expense and amortization of deferred financing costs decreased from $.6 million in the three months ended March 31, 1995 to $.1 million in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically generated sufficient cash flows from operations to fund its general working capital needs. As of March 30, 1996, the Company had working capital of approximately $3.2 million compared to a working capital deficit of approximately $(1.7) million at December 31, 1995. In January 1996, the Company amended and restated its credit agreement with its primary lender. The revised agreement contains a revolving loan commitment of up to $14 million. As of March 30, 1996, the Company has approximately $9.5 million of available borrowing capacity under the revolving credit arrangement.

     Net cash used in operating activities was approximately $2.4 million for the three months ended March 30, 1996, compared to $.1 million for the same period in 1995. The difference between the Company's net income of $1.9 million and cash used in operating activities of $(2.4) million was primarily attributable the payment of accrued incentive compensation in the amount of $5.2 million partially offset by the impact of $.7 million of depreciation and amortization. In connection with the Company's IPO in 1995, approximately $5.2 million of incentive compensation expense was accrued in 1995 and paid in January 1996.

     Net cash used in investing activities was $3.1 million for the three months ended March 30, 1996 compared to $1.4 million for the same period in 1995. The 1995 and 1996 cash flow reflects the capital expenditures incurred in connection with the Company's current expansions of its two manufacturing facilities.

     Net cash provided by financing activities was approximately $5.3 million for the three months ended March 30, 1996 compared to net cash provided of $.6 million in the same period in 1995. During the three months ended March 30, 1996, the Company received $.8 million of proceeds from its IPO, and it borrowed $4.5 million on its revolving credit arrangement.























                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which is material.


ITEM 2.CHANGES IN SECURITIES

     Not applicable.


ITEM 3.DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Not applicable.


ITEM 5.OTHER INFORMATION

     Not applicable.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K - None.



















                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ELECTROSTAR, INC.



Date:  May 1, 1996                 By: /s/ Kenton K. Alder
                                      Kenton K. Alder, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  May 1, 1996                 By: /s/ F.G. Lindsay Burton, Jr.
                                      F.G. Lindsay Burton, Jr.,
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)