Form 10-Q
period 1996-06-29
ELECTROSTAR INC
filed 1996-07-31
CIK 1002812

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27392



                               ELECTROSTAR, INC.
             (Exact name of registrant as specified in its charter)



                FLORIDA                                          65-0539991
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
            or organization)


                               710 NORTH 600 WEST
                               LOGAN, UTAH  84321
                    (Address of principal executive offices)
                                   (Zip Code)



                                 (801) 753-4700
              (Registrant's telephone number, including area code)



                                 NOT APPLICABLE
     (Former name, former address and fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -----   -----

At June 29, 1996, the Registrant had 6,904,260 shares of $0.01 par value common stock and 620,737 shares of $0.01 par value Class B nonvoting common stock outstanding.





                               Page 1 of 11 pages

                               ELECTROSTAR, INC.

                                     INDEX



                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 29, 1996 and December 31, 1995 . . . . . . . . . .         3

Condensed Consolidated Statements of Income for the Three Months Ended June 29, 1996
 and June 30, 1995, and Six Months Ended June 29, 1996  and June 30, 1995, respectively . . . . . .         4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 29,
 1996 and June 30, 1995, and Six Months Ended June 29, 1996 and June 30, 1995,
 respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

Notes to Condensed Interim Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .         6


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . .         7


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
- ----------

                         PART I - FINANCIAL INFORMATION
                               ELECTROSTAR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                                 (UNAUDITED)

                                                                        June 29,               December 31,
                                                                          1996                     1995
                                                                       ----------              ------------
                                                        ASSETS
CURRENT ASSETS:
  Cash                                                                 $      449              $      376
  Accounts receivable, net                                                  8,124                   6,744
  Inventories                                                               3,073                   2,767
  Deferred income taxes                                                       640                     640
  Other current assets                                                        696                     549
                                                                       ----------              ----------
    Total current assets                                                   12,982                  11,076
                                                                       ----------              ----------

PROPERTY, PLANT AND EQUIPMENT, net                                         21,486                  15,937
                                                                       ----------              ----------
OTHER ASSETS:
  Goodwill, net                                                             6,475                   6,617
  Deferred income taxes                                                       505                     505
  Deposits                                                                     40                      40
                                                                       ----------              ----------
    Total other assets                                                      7,020                   7,162
                                                                       ----------              ----------

TOTAL ASSETS                                                           $   41,488              $   34,175
                                                                       ==========              ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $   5,305               $   4,133
  Accrued salaries, wages and benefits                                      2,123                   1,874
  Accrued incentive compensation                                                -                   5,173
  Other accrued expenses                                                    1,848                   1,565
                                                                       ----------               ---------
    Total current liabilities                                               9,276                  12,745
                                                                       ----------               ---------

LONG-TERM LIABILITIES:
  Revolving credit borrowing from related party                             7,592                       -
  Other long-term debt                                                         28                   1,535
                                                                       ----------               ---------
    Total long-term liabilities                                             7,620                   1,535
                                                                       ----------               ---------
STOCKHOLDERS' EQUITY:
  Common Stock, 6,904,260 and 6,724,878  shares issued
     and outstanding, respectively                                             69                      67
  Class B Nonvoting Common Stock, 620,737 and 650,119
    shares issued and outstanding, respectively                                 6                       7
  Additional paid-in capital                                               20,445                  19,609
  Retained earnings                                                         4,112                     258
  Deferred compensation                                                       (40)                    (46)
                                                                       ----------               ---------
     Total stockholders' equity                                            24,592                  19,895
                                                                       ----------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   41,488               $  34,175
                                                                       ==========               =========

               The accompanying notes to condensed consolidated
                 financial statements are an integral part of
                      these consolidated balance sheets.

                               ELECTROSTAR, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    IN THOUSANDS, EXCEPT FOR PER SHARE DATA
                                  (UNAUDITED)

                                                            Three Months Ended            Six Months Ended
                                                         ------------------------      -----------------------
                                                          June 29,       June 30,      June 29,       June 30,
                                                            1996           1995          1996           1995
                                                         ----------     ---------      --------       --------
NET SALES                                                  $17,215        $15,285        $34,261       $29,739
COST OF GOODS SOLD                                          11,862         10,607         23,841        20,749
                                                           -------        -------        -------       -------
  Gross profit                                               5,353          4,678         10,420         8,990
                                                           -------        -------        -------       -------
OPERATING EXPENSES:
  Selling and marketing                                      1,155          1,046          2,271         2,060
  General and administrative                                   694            569          1,390         1,166
  Incentive compensation                                         -            550              -         1,000
  Amortization of covenants not to compete                       -            150              -           300
  Amortization of goodwill                                      71             67            142           135
  Management fees                                                -             69              -           138
                                                           -------        -------        -------       -------
    Total operating expenses                                 1,920          2,451          3,803         4,799
                                                           -------        -------        -------       -------

OPERATING INCOME                                             3,433          2,227          6,617         4,191
                                                           -------        -------        -------       -------

OTHER EXPENSE:
  Interest expense                                             141            466            238           938
  Amortization of deferred financing costs                       -             79              -           158
  Other, net                                                     3             82             14            95
                                                           -------        -------        -------       -------
    Total other expense                                        144            627            252         1,191
                                                           -------        -------        -------       -------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                               3,289          1,600          6,365         3,000
PROVISION FOR INCOME TAXES                                   1,305            664          2,511         1,245
                                                           -------        -------        -------       -------

NET INCOME                                                 $ 1,984        $   936        $ 3,854       $ 1,755
                                                           =======        =======        =======       =======

NET INCOME PER COMMON SHARE                                $  0.26        $  0.16        $  0.50       $  0.30
                                                           =======        =======        =======       =======

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                7,717          5,897          7,693         5,897
                                                           =======        =======        =======       =======





     The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements

                               ELECTROSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)

                                                            Three Months Ended            Six Months Ended
                                                         -------------------------    -------------------------
                                                          June 29,       June 30,      June 29,       June 30,
                                                            1996          1995           1996           1995
                                                         ----------    ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 1,984       $    936        $ 3,854       $ 1,755
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                            760            568          1,396         1,106
      Loss on disposal of equipment                              -              -              -             3
      Amortization of covenant not to compete                    -            150              -           300
      Amortization of goodwill                                  71             67            142           135
      Amortization of deferred financing costs                   -             79              -           158
      Compensation on stock and stock options
         issued for services                                     3             22              6            44

      Changes in operating assets and liabilities:
      Accounts receivable, net                                (700)           253         (1,380)       (1,847)
      Inventories                                             (472)           231           (306)          214
      Other current assets                                     159            (16)          (147)           10
      Accounts payable                                         913           (410)         1,172           397
      Accrued salaries, wages and benefits                     493            133            249          (507)
      Accrued incentive compensation                             -            550         (5,173)        1,000
      Other accrued expenses                                  (767)          (458)           283          (761)
                                                         ---------      ---------    -----------      --------

         Net cash provided by operating activities           2,444          2,105             96         2,007
                                                         ---------      ---------    -----------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                (3,894)        (1,796)        (6,945)       (3,165)
                                                         ---------      ---------    -----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit, net                        3,122            501          7,592         1,059
  Principal payments of long-term debt                      (1,504)        (1,196)        (1,507)       (1,200)
  Proceeds from issuance of Common Stock,
      net of offering costs                                      -              -            837             -
                                                         ---------      ---------    -----------      --------
         Net cash provided by (used in) financing
             activities                                      1,618           (695)         6,922          (141)
                                                         ---------      ---------     ----------      --------

NET INCREASE (DECREASE) IN CASH                                168           (386)            73        (1,299)

CASH AT BEGINNING OF PERIOD                                    281            192            376         1,105
                                                         ---------      ---------     ----------      --------

CASH AT END OF PERIOD                                    $     449      $    (194)    $      449      $   (194)
                                                         =========      =========     ==========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid during the period for:
      Interest                                           $      96      $     365      $     187      $    673
      Income taxes                                           2,021            840          2,021           840



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


(2)  INVENTORIES

            Inventories consisted of the following (in thousands):

                                                           JUNE 29,          DECEMBER 31,
                                                             1996                1995
                                                           --------          ------------
            Raw materials                                   $1,845                $1,819
            Work-in-process                                  1,115                   835
            Finished goods                                     113                   113
                                                            ------                ------
                                                            $3,073                $2,767
                                                            ======                ======


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

                               ELECTROSTAR, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS FORM 10-Q, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

            ElectroStar, Inc. ("ElectroStar" or the "Company") is a leading manufacturer of complex rigid printed circuit boards ("PCBs") used in sophisticated electronic equipment. ElectroStar has developed long-term relationships with customers in market segments of the electronics industry characterized by high growth rates, rapid technological advances and short product development cycles. The Company's flexible manufacturing capabilities are designed to meet the time-to-market and time-to-volume requirements of a customer base that includes leading electronics original equipment manufacturers ("OEMs") such as Motorola, Glenayre and Alcatel, as well as contract manufacturers such as AMP Packaging Systems. Management believes that ElectroStar is one of a limited number of companies with the technical and manufacturing capabilities to produce complex PCBs, ranging from double-sided to 20 layers, on both a quick-turnaround basis and in production volumes that satisfy all but the highest volume requirements of the largest consumer electronics manufacturers.

            ElectroStar targets OEMs and contract manufacturers with whom it can develop strategic alliances The Company provides extensive engineering support and a full range of flexible and efficient manufacturing services to meet substantially all of the PCB needs of its customers, ranging from prototype through production runs of multilayer and double-sided PCBs. ElectroStar has two manufacturing facilities: the Utah operation targets, primarily, OEM and contract manufacturers that require production volume capabilities based on scheduled lead times, and the California facility emphasizes its quick-turn capability to make complex multilayer PCBs in a little time as 24 hours.

            ElectroStar embarked on an expansion program which increased its manufacturing space by 75%. In 1995, the Company spent $8 million to construct new facilities and to purchase new manufacturing equipment in the first phase of its expansion project. During 1996, an additional $10 million will be spent to complete and equip the facilities. When fully utilized in approximately three years, the expanded facilities will more than double the Company's manufacturing capacity. ElectroStar is beginning to realize benefits from the early phases of the expansion of its manufacturing facilities. The expanded facilities are now occupied by production departments, including new multilayer core production facilities in both the Utah and California locations and a new automated plating line at the Utah facility. The capacity constraints experienced in prior years have been eliminated by the facility expansion. Subsequent phases of the expansion projects will fully utilize the remaining floor space through the acquisition and installation of additional production equipment to meet the Company's growth requirements.

            ElectroStar completed an initial public offering ("IPO") of its common stock in December 1995, which provided net proceeds to the Company of approximately $13.1 million. In January 1996, the Company received additional net proceeds of $837,000 in connection with the exercise of the underwriter's over-allotment option.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, certain information relating to ElectroStar's operations expressed as a percentage of the Company's net sales:


                                                        Three Months Ended             Six Months Ended
                                                    --------------------------     ------------------------
                                                      June 29,       June 30,       June 29,       June 30,
                                                       1996           1995            1996           1995
                                                    -----------     ----------     ---------      ---------
NET SALES                                             100.0%         100.0%         100.0%         100.0%
COST OF GOODS SOLD                                     68.9           69.4           69.6           69.8
                                                     ---------      ---------      ---------      ----------
     Gross profit                                      31.1           30.6           30.4           30.2
OPERATING EXPENSES:
     Selling and marketing                              6.7            6.8            6.6            6.9
     General and administrative                         4.1            3.7            4.1            3.9
     Incentive compensation                             -              3.6            -              3.3
     Amortization of covenants
       not to compete                                   -              1.0            -              1.0
     Amortization of goodwill                           0.4            0.4            0.4            0.5
     Management fees                                    -              0.5            -              0.5
                                                     ---------      ---------      ---------      ----------
        Total operating expenses                       11.2           16.0           11.1           16.1
                                                     ---------      ---------      ---------      ----------
OPERATING INCOME                                       19.9           14.6           19.3           14.1
                                                     ---------      ---------      ---------      ----------
OTHER EXPENSE:
     Interest expense                                   0.8            3.1            0.7            3.2
     Amortization of deferred financing costs           -              0.5            -              0.5
     Other, net                                         0.0            0.5            0.0            0.3
                                                     ---------      ---------      ---------      ----------
        Total other expense                             0.8            4.1            0.7            4.0
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                         19.1           10.5           18.6           10.1
PROVISION FOR INCOME TAXES                              7.6            4.4            7.3            4.2
                                                     ---------      ---------      ---------      ----------
NET INCOME                                             11.5%           6.1%          11.3%           5.9%
                                                     =========      =========      =========      ==========


          The Company's net sales in the three months ended June 29, 1996 increased 12.6% or $1.9 million to $17.2 million, from net sales of $15.3 million in the comparable 1995 period. Sales in the six months ended June 29, 1996 increased 15.2% or $4.5 million to $34.3 million, from net sales of $29.7 million in the comparable 1995 period. Management attributes this growth to increases in both unit volume of multilayer PCBs and the average prices of panels sold. The increase in average panel price was primarily due to : (i) an increase in the premium, quick-turnaround services, (ii) a continuing shift in product mix to a greater percentage of multilayer (rather than double-sided) circuit boards, and (iii) a product mix shift to PCBs with higher complexity and increased layer counts. Each of these trends are a result of both industry-wide demand and senior management's strategy to pursue such higher value added business.

          ElectroStar's gross profit improved to 31.1% in the three months ended June 29, 1996 from 30.6% in the comparable 1995 period. During the six months ended June 29, 1996, gross profit increased to 30.4% from 30.2% in the comparable 1995 period. During the periods ended June 29, 1996, the Company continued to incur certain costs relating to the operation of recently constructed manufacturing facilities, such as depreciation, utilities and insurance expenses. Although these overhead costs added burden to the cost of goods sold, gross profit improved in the 1996 period. Management attributes the margin improvement primarily to: (i) increased percentage of quick-turnaround business, (ii) increased percentage of multilayer PCBs produced, (iii) spreading of the fixed components of the Company's cost of goods sold over a larger net sales base, and (iv) start-up of the new production facilities eliminating capacity constraints. Management expects that the Company will continue to seek increases in its percentage of quick-turnaround and multilayer PCB business. However, gross profit may be adversely affected to the extent the Company does not fully utilize its increased manufacturing capacity. Other factors which may adversely affect gross profit include overall competitive pressures in the printed circuit board industry.

          ElectroStar's operating expenses decreased approximately $0.5 million, or 21.7%, during the three months ended June 29, 1996 from the comparable 1995 period, primarily as a result of the Company's IPO and the related elimination of nonrecurring expenses. These cost eliminations were partially offset by increases in selling and marketing expenses resulting from the growth in net sales. As a percentage of net sales, selling, general and administrative expenses remained relatively constant from the three and six month periods ended June 29, 1996 to the comparable 1995 periods.

          The Company's operating income increased approximately $1.2 million, or 54.2%, during the three months ended June 29, 1996 from the comparable 1995 period, and $2.4 million or 57.9% during the six months ended June 29, 1996 from the comparable 1995 period. The operating margin increased to 19.9% and 19.3%, respectively, in the three and six month periods ending June 29, 1996, as compared to 14.6% and 14.1% during the corresponding 1995 periods. If the nonrecurring expenses mentioned in the preceding paragraph had not been incurred in the three and six months ended June 30, 1995, operating income would have increased by approximately $0.4 million and $1.0 million in the corresponding 1996 periods.

          Due to the Company's use of proceeds from its IPO and the related reduction of long-term debt, interest expense and amortization of deferred financing costs decreased to $0.1 million and $0.2 million, respectively, in the three and six month periods ended June 29, 1996, from $0.5 million and $1.1 million in the comparable 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

          ElectroStar has historically generated sufficient cash flows from operations to fund its general working capital needs. As of June 29, 1996, the Company had working capital of approximately $3.7 million compared to a working capital deficit of approximately $(1.7) million at December 31, 1995. In January 1996, ElectroStar amended its credit agreement with its primary lender. The revised agreement contains a revolving loan commitment of up to $14 million. As of June 29, 1996, the Company has approximately $6.4 million of available borrowing capacity under the revolving credit arrangement.

          Net cash provided by operating activities was approximately $2.4 million and $0.1 million for the three and six months ended June 29, 1996, respectively, compared to $2.1 million and $2.0 million for the same periods in 1995. In the six month period ended June 29, 1996, the difference between the Company's net income of $3.9 million and cash provided by operating activities of $0.1 million was primarily attributable to the payment of accrued incentive compensation in the amount of $5.2 million partially offset by the impact of $1.4 million of depreciation and amortization. In connection with the Company's IPO in 1995, approximately $5.2 million of incentive compensation expense was accrued in 1995 and paid in January 1996.

          Net cash used in investing activities was $3.9 million and $6.9 million for the three and six month periods ended June 29, 1996 compared to $1.8 million and $3.2 million for the corresponding periods in 1995. The 1996 and 1995 cash flows reflect the capital expenditures incurred in connection with ElectroStar's expansion of its two manufacturing facilities.

          Net cash provided by financing activities was approximately $1.6 million and $6.9 million for the three and six month periods ended June 29, 1996 compared to net cash used of $(0.7) million and $(0.1)million in the corresponding 1995 periods. During the six months ended June 29, 1996, the Company received $0.8 million of proceeds from its IPO, paid a $1.5 million subordinated note payable, and borrowed $7.6 million on its revolving credit arrangement.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not a party to any legal proceedings other than routine litigation incidental to its business, none of which is material.


ITEM 2.   CHANGES IN SECURITIES

          Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          (a) The Registrant held it Annual Meeting of Shareholders on June 19, 1996.
          (b) Not required.
          (c) The only matter voted on at the Annual Meeting of Shareholders was the election of Class I directors. The tabulation of votes is as follows:

                                                  Election of Directors
                                             -------------------------------

                                                                                          Broker
                 Director                For            Against          Withheld        Non-Votes
          ----------------------------------------------------------------------------------------
             Kenton K. Alder          6,010,528            -0-             5,500            -0-
             Earl W. Powell           6,010,528            -0-             5,500            -0-
             Michael E. Moran         6,010,528            -0-             5,500            -0-


          (d)  Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 27.1 - Financial Data Schedule (for SEC use only).

          (b)    Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ELECTROSTAR, INC.



Date:  July 29, 1996                 By: /s/ Kenton K. Alder
                                        -----------------------------------
                                     Kenton K. Alder,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date:  July 29, 1996                 By: /s/ F.G. Lindsay Burton, Jr.
                                        -----------------------------------
                                     F.G. Lindsay Burton, Jr.,
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)