Form 10-Q
period 1996-09-28
ELECTROSTAR INC
filed 1996-10-23
CIK 1002812

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 28, 1996

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27392


                               ELECTROSTAR, INC.
             (Exact name of registrant as specified in its charter)



                FLORIDA                                     65-0539991
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
           or organization)




                               710 NORTH 600 WEST
                               LOGAN, UTAH  84321
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (801) 753-4700
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  (Former name, former address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                         ---       ---

At September 28, 1996, the Registrant had 6,905,860 shares of $0.01 par value common stock and 620,737 shares of $0.01 par value Class B nonvoting common stock outstanding.


                               Page 1 of 11 pages

                               ELECTROSTAR, INC.

                                     INDEX


                                                                                         Page
PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 28, 1996 and December 31, 1995 ..    3

Condensed Consolidated Statements of Income for the Three and Nine Months Ended
September 28, 1996 and September 29, 1995, respectively ...............................    4

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended
September 28, 1996 and September 29, 1995, respectively ...............................    5

Notes to Condensed Consolidated Financial Statements ..................................    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................................    7


PART II - OTHER INFORMATION ...........................................................   10


SIGNATURES ............................................................................   11


                         PART I - FINANCIAL INFORMATION
                               ELECTROSTAR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS
                                  (UNAUDITED)

                                                        September 28,   December 31,
                                                            1996           1995
                                                           ------         ------
                                 ASSETS
    CURRENT ASSETS:
     Cash                                                   $   356         $   376
     Accounts receivable, net                                 8,860           6,744
     Inventories                                              3,440           2,767
     Deferred income taxes                                      640             640
     Other current assets                                       621             549
                                                            -------         -------
      Total current assets                                   13,917          11,076
                                                            -------         -------

    PROPERTY, PLANT AND EQUIPMENT, net                       21,743          15,937
                                                            -------         -------

    OTHER ASSETS:
     Goodwill, net                                            6,403           6,617
     Deferred income taxes                                      505             505
     Deposits                                                    40              40
                                                            -------         -------
      Total other assets                                      6,948           7,162
                                                            -------         -------

    TOTAL ASSETS                                            $42,608         $34,175
                                                            =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
     Accounts payable                                       $ 4,488         $ 4,133
     Accrued salaries, wages and benefits                     1,721           1,874
     Accrued incentive compensation                               -           5,173
     Other accrued expenses                                   1,344           1,565
                                                            -------         -------
      Total current liabilities                               7,553          12,745
                                                            -------         -------

    LONG-TERM LIABILITIES:
     Revolving credit borrowing from related party            8,155               -
     Other long-term debt                                         -           1,535
                                                            -------         -------
      Total long-term liabilities                             8,155           1,535
                                                            -------         -------

    STOCKHOLDERS' EQUITY:
     Common Stock, 6,905,860 and 6,724,878  shares issued
       and outstanding, respectively                             69              67
     Class B Nonvoting Common Stock, 620,737 and 650,119
      shares issued and outstanding, respectively                 6               7
     Additional paid-in capital                              20,851          19,609
     Retained earnings                                        6,011             258
     Deferred compensation                                      (37)            (46)
                                                            -------         -------
       Total stockholders' equity                            26,900          19,895
                                                            -------         -------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $42,608         $34,175
                                                            =======         =======


     The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated balance sheets.

                               ELECTROSTAR, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    IN THOUSANDS, EXCEPT FOR PER SHARE DATA
                                  (UNAUDITED)


                                                Three Months Ended            Nine Months Ended
                                           ----------------------------  ----------------------------
                                           September 28,  September 29,  September 28,  September 29,
                                               1996           1995           1996           1995
                                              ------         ------         ------         ------

NET SALES                                     $18,071        $14,474         $52,332       $44,213
COST OF GOODS SOLD                             13,068          9,831          36,909        30,580
                                              -------        -------         -------       -------
 GROSS PROFIT                                   5,003          4,643          15,423        13,633
                                              -------        -------         -------       -------

OPERATING EXPENSES:
 Selling and marketing                          1,141            969           3,411         3,029
 General and administrative                       528            749           1,918         1,914
 Incentive compensation                             -            500               -         1,500
 Amortization of covenants not to compete           -            150               -           450
 Amortization of goodwill                          71             78             214           214
 Management fees                                    -             72               -           210
                                              -------        -------         -------       -------
  Total operating expenses                      1,740          2,518           5,543         7,317
                                              -------        -------         -------       -------

OPERATING INCOME                                3,263          2,125           9,880         6,316
                                              -------        -------         -------       -------

OTHER EXPENSE:
 Interest expense                                 139            341             377         1,278
 Amortization of deferred financing costs           -             57               -           215
 Other, net                                        (5)          (158)              9           (62)
                                              -------        -------         -------       -------
  Total other expense                             134            240             386         1,431
                                              -------        -------         -------       -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                   3,129          1,885           9,494         4,885
PROVISION FOR INCOME TAXES                      1,231            783           3,741         2,028
                                              -------        -------         -------       -------

NET INCOME                                    $ 1,898        $ 1,102         $ 5,753       $ 2,857
                                              =======        =======         =======       =======


NET INCOME PER COMMON SHARE                   $  0.25        $  0.19         $  0.75       $  0.48
                                              =======        =======         =======       =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                    7,738          5,897           7,708         5,897
                                              =======        =======         =======       =======









     The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements

                               ELECTROSTAR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS
                                  (UNAUDITED)


                                                             Three Months Ended            Nine Months Ended
                                                        ----------------------------  ----------------------------
                                                        September 28,  September 29,  September 28,  September 29,
                                                            1996           1995           1996           1995
                                                          --------       ---------      ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $1,898         $1,102         $5,753         $2,857
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                           831            481          2,226          1,587
     Loss on disposal of equipment                             -              -              -              3
     Amortization of covenant not to compete                   -            150              -            450
     Amortization of goodwill                                 71             78            214            213
     Amortization of deferred financing costs                  -             57              -            215
     Compensation on stock and stock options
        issued for services                                    3             21              9             65

     Changes in operating assets and liabilities:


     Accounts receivable, net                               (735)           347         (2,115)        (1,500)
     Inventories                                            (368)          (512)          (674)          (298)
     Other current assets                                     76            (17)           (72)            (7)
     Accounts payable                                       (817)         1,203            355          1,600
     Accrued salaries, wages and benefits                   (402)           243           (153)          (264)
     Accrued incentive compensation                            -            500         (5,173)         1,500
     Other accrued expenses                                 (505)         1,009           (221)           248
                                                        --------        -------         ------         ------

         Net cash provided by operating activities            52          4,662            149          6,669
                                                        --------        -------         ------         ------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (1,088)        (3,623)        (8,033)        (6,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving credit, net                        563           (507)         8,155            552
  Principal payments of long-term debt                       (27)          (293)        (1,535)        (1,493)
  Proceeds from issuance of Common Stock,
   net of offering costs                                     407              -          1,244              -
                                                        --------        -------         ------         ------


         Net cash provided by (used in) financing
           activities                                        943           (800)         7,864           (941)
                                                        --------        -------         ------         ------

NET INCREASE (DECREASE) IN CASH                              (93)           239            (20)        (1,060)

CASH AT BEGINNING OF PERIOD                                  449            184            376          1,483
                                                        --------        -------         ------         ------


CASH AT END OF PERIOD                                   $    356        $   423         $  356         $  423
                                                        ========        =======         ======         ======

SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid during the period for:
   Interest                                             $     38        $   664         $  325         $1,337
   Income taxes                                            1,245            803          3,266          1,641





     The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements

                               ELECTROSTAR, INC.
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of ElectroStar, Inc. and subsidiaries are unaudited, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate for a fair presentation.

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


(2)  INVENTORIES

     Inventories consisted of the following (in thousands):


                                      SEPTEMBER 28,         DECEMBER 31,
                                           1996                 1995
                                      -------------         ------------
       Raw materials                     $2,038               $1,819
       Work-in-process                    1,289                  835
       Finished goods                       113                  113
                                         ------               ------
                                         $3,440               $2,767
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

                               ELECTROSTAR, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS SHOULD SPECIFICALLY BE CONSIDERED IN LIGHT OF THE VARIOUS FACTORS IDENTIFIED IN THIS FORM 10-Q, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

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

     ElectroStar targets OEMs and contract manufacturers with whom it can develop strategic alliances. The Company provides extensive engineering support and a full range of flexible and efficient manufacturing services to meet substantially all of the PCB needs of its customers, ranging from prototype through production runs of multilayer and double-sided PCBs. ElectroStar has two manufacturing facilities: the Utah operation targets, primarily, OEM and contract manufacturers that require production volume capabilities based on scheduled lead times, and the California facility emphasizes its quick-turn capability to make complex multilayer PCBs in as little time as 24 hours.

     ElectroStar embarked on an expansion program which increased its manufacturing space by 75%. In 1995, the Company spent $8 million to construct new facilities and to purchase new manufacturing equipment in the first phase of its expansion project. Management estimates that during 1996, an additional $10 million will be spent to complete and equip the facilities, $8 million of which has been expended through September 28, 1996. According to the expansion plan, when fully utilized in approximately three years, the expanded facilities will more than double the Company's manufacturing capacity. ElectroStar is beginning to realize benefits from the expansion of its manufacturing facilities. The expanded facilities are now occupied by production departments, including new multilayer core production facilities in both the Utah and California locations and a new automated plating line at the Utah facility. The capacity constraints experienced in prior years are being alleviated by the facility expansion. Subsequent phases of the expansion plan include full utilization of the remaining floor space through the acquisition and installation of additional production equipment to meet the Company's growth requirements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information relating to ElectroStar's operations expressed as a percentage of the Company's net sales:



                                                   Three Months Ended            Nine Months Ended
                                                   ------------------            ------------------
                                              September 28,  September 29,  September 28,  September 29,
                                                  1996           1995           1996           1995
                                                ---------      ---------      ---------      ---------

NET SALES                                        100.0%         100.0%         100.0%         100.0%
COST OF GOODS SOLD                                72.3           67.9           70.5           69.2
                                                 -----          -----          -----          -----
    GROSS PROFIT                                  27.7           32.1           29.5           30.8
                                                 -----          -----          -----          -----
OPERATING EXPENSES:
    Selling and marketing                          6.3            6.7            6.5            6.8
    General and administrative                     2.9            5.2            3.7            4.3
    Incentive compensation                           -            3.5              -            3.4
    Amortization of covenants
     not to compete                                  -            1.0              -            1.0
    Amortization of goodwill                       0.4            0.5            0.4            0.5
    Management fees                                  -            0.5              -            0.5
                                                 -----          -----          -----          -----
     Total operating expenses                      9.6           17.4           10.6           16.5
                                                 -----          -----          -----          -----
OPERATING INCOME                                  18.1           14.7           18.9           14.3
                                                 -----          -----          -----          -----
OTHER EXPENSE:
    Interest expense                               0.8            2.4            0.7            2.9
    Amortization of deferred financing costs         -            0.4              -            0.5
    Other, net                                     0.0           (1.1)            0.0          (0.2)
                                                 -----          -----          -----          -----
     Total other expense                           0.8            1.7            0.7            3.2
                                                 -----          -----          -----          -----
INCOME BEFORE PROVISION FOR
 INCOME TAXES                                     17.3           13.0           18.2           11.1
PROVISION FOR INCOME TAXES                         6.8            5.4            7.2            4.6
                                                 -----          -----          -----          -----
NET INCOME                                        10.5%           7.6%          11.0%           6.5%
                                                 =====          =====          =====          =====



     The Company's net sales in the three months ended September 28, 1996 increased 24.9%, or $3.6 million to $18.1 million, from net sales of $14.5 million in the comparable 1995 period. Sales in the nine months ended September 28, 1996 increased 18.4% or $8.1 million to $52.3 million, from net sales of $44.2 million in the comparable 1995 period. Management attributes this growth to increases in both unit volume of multilayer PCBs and the average prices of panels sold. The increase in unit volume was the result of strong customer demand combined with expanded manufacturing capacity. The increase in average panel price was primarily due to: (i) an increase in the premium, quick-turnaround services, (ii) a continuing shift in product mix to a greater percentage of multilayer (rather than double-sided) circuit boards, and (iii) a product mix shift to PCBs with higher complexity and increased layer counts. Each of these trends are a result of both industry-wide demand and management's strategy to pursue such higher value-added business.

     ElectroStar's gross profit declined to 27.7% in the three months ended September 28, 1996 from 32.1% in the comparable 1995 period. During the nine months ended September 28, 1996, gross profit decreased to 29.5% from 30.8% in the comparable 1995 period. Market conditions in the three months ended September 29, 1995 were quite favorable and led to unusually high selling prices, contributing to abnormally high gross margins. During the periods ended September 28, 1996, the Company continued to recognize certain costs relating to the operation of recently constructed manufacturing facilities, such as depreciation, utilities and insurance expenses. These overhead costs added burden to the cost of goods sold. Furthermore, during the three months ended September 28, 1996, the Company moved California inner layer core production into the new facility. This move caused a reduction in plant efficiency during the period. In the Utah facility, additional costs were incurred for outside contractors to manufacture inner layer cores due to a sooner than expected shift in product mix to higher layer count multilayer PCBs.

While the Company will continue to seek increases in its percentage of quick-turnaround and multilayer PCB business, gross profit may be adversely affected to the extent the Company does not fully utilize its increased manufacturing capacity. Other factors which may adversely affect gross profit include overall competitive pressures in the printed circuit board industry.

     ElectroStar's operating expenses decreased approximately $0.8 million, or 30.9%, during the three months, and $1.8 million or 24.2% during the nine months ended September 28, 1996 from the comparable 1995 periods, primarily as a result of the Company's IPO and the elimination of nonrecurring expenses.

     The Company's operating income increased approximately $1.1 million, or 53.6%, during the three months ended September 28, 1996 from the comparable 1995 period, and $3.6 million or 56.4% during the nine months ended September 28, 1996 from the comparable 1995 period. The operating margin increased to 18.1% and 18.9%, respectively, in the three and nine month periods ending September 28, 1996, compared to 14.7% and 14.3% during the corresponding 1995 periods. If the nonrecurring expenses mentioned in the preceding paragraph had not been incurred in the three and nine months ended September 29, 1995, the increase in operating income from the 1995 to corresponding 1996 periods would have been $0.4 million and $1.4 million.

     Due to the Company's use of proceeds from its IPO and the related reduction of long-term debt, interest expense and amortization of deferred financing costs decreased to $0.1 million and $0.4 million, respectively, in the three and nine month periods ended September 28, 1996, from $0.4 million and $1.5 million in the comparable 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

     ElectroStar has historically generated sufficient cash flows from operations to fund its working capital needs. As of September 28, 1996, the Company had working capital of approximately $6.4 million compared to a working capital deficit of approximately $(1.7) million at December 31, 1995. This change in working capital is largely attributable to the payment of incentive compensation. Approximately $5.2 million of incentive compensation expense was accrued in 1995 and paid in January 1996 with the proceeds from the Company's IPO. ElectroStar amended its credit agreement with its primary lender during January 1996. The revised agreement contains a revolving loan commitment of up to $14 million. As of September 28, 1996, the Company has approximately $5.8 million of available borrowing capacity under the revolving credit arrangement.

     Net cash provided by operating activities was approximately $0.1 million and $0.1 million for the three and nine months ended September 28, 1996, respectively, compared to $4.6 million and $6.7 million for the same periods in 1995. In the nine month period ended September 28, 1996, the difference between the Company's net income of $5.7 million and cash provided by operating activities of $0.1 million was primarily attributable to the payment of accrued incentive compensation referred to above, partially offset by the impact of $2.4 million of depreciation and amortization..

     Net cash used in investing activities was $1.1 million and $8.0 million for the three and nine month periods ended September 28, 1996 compared to $3.6 million and $6.8 million for the corresponding periods in 1995. The 1996 and 1995 cash flows reflect the capital expenditures incurred in connection with ElectroStar's expansion of its two manufacturing facilities.

     Net cash provided by financing activities was approximately $0.9 million and $7.9 million for the three and nine month periods ended September 28, 1996 compared to net cash used of $(0.8) million and $(0.9)million in the corresponding 1995 periods. During the nine months ended September 28, 1996, the Company received $0.8 million of proceeds from its IPO, received $0.4 million of proceeds from its employee stock purchase plan, redeemed a $1.5 million subordinated note payable, and borrowed $8.2 million on its revolving credit arrangement.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a changing environment that involves a number of risks, some of which are beyond the Company's control. Factors that could have an adverse affect upon the Company's future results include, but are not limited to, the matters discussed in this form 10-Q as well as the following: dependence on the electronics industry, fluctuations in operating results, PCB industry competition, management of growth, variability of customer requirements, availability of materials and components, process failure, and environmental matters. Any forward-looking statements should be considered in light of these factors.

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


                              ELECTROSTAR, INC.


Date:  October 23, 1996       By:  /s/ Kenton K. Alder
                                   --------------------------------------------
                                   Kenton K. Alder,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  October 23, 1996       By:  /s/ F.G. Lindsay Burton, Jr.
                                   --------------------------------------------
                                   F.G. Lindsay Burton, Jr.,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)